Form 10-Q
period 1998-03-27
MERRILL LYNCH DEPOSITOR INC
filed 1998-05-18
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 27, 1998

                                -----------------

Commission File Number                                    333-29015

                         MERRILL LYNCH DEPOSITOR, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 13-3891329
-------------------------------               -------------------
(State  or other jurisdiction                    (IRS  Employer
of incorporation or organization               Identification No.)

World Financial Center
New York, New York                                10281-1323
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(212) 449-1000
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [x] Yes [ ] No.


      The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          MERRILL LYNCH DEPOSITOR, INC.
                                TABLE OF CONTENTS

                                                           Page No.
                                                           --------
PART I  FINANCIAL INFORMATION

  Item 1  Financial Statements
          Balance Sheet as of March 27, 1998                  3

          Statements of Operations and Retained
          Earnings for the three month period
          ended March 27, 1998.                               4

          Statements of Cash Flows for the three
          month period ended March 27, 1998.                  5

          Notes to Financial Statements                       6-7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8

PART II OTHER INFORMATION

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9

                          MERRILL LYNCH DEPOSITOR, INC.
                                  BALANCE SHEET
                              AS OF MARCH 27, 1998

                                        1998
                                       ------
ASSET
Cash                                     0
                                       ------
STOCKHOLDER'S EQUITY
Common Stock                             0
                                       ------

The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 27, 1998

                                        1998
                                       ------
Revenues - Interest Income              $ -
Expenses - Interest Expense               -
Earnings Before Taxes                     -
Provision For Income Taxes                -
Net Earnings                              -
Retained earnings, beginning of year      -
Retained earnings, end of year          $ -





The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 27, 1998


                                             1998
                                            ------
CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -

CASH FLOWS FROM FINANCING ACTIVITIES           -
CASH FLOWS FROM INVESTING ACTIVITIES           -
                                            ------
CHANGE IN CASH                                 -

CASH, BEGINNING OF YEAR                        -
                                            ------
CASH, END OF YEAR                           $  -
                                            ------
SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -
                                            ------

The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

         Merrill Lynch Depositor, Inc.(the "Company"),was incorporated in the state of Delaware on August 13, 1993 under the name Merrill Lynch Asset Backed Securities, Inc. and changed its name to the present one on June 3, 1997. The company is a wholly-owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly-owned subsidiary of Merrill Lynch & Co.("ML&Co").

         The Company has been established for the sole purpose of engaging in the following activities: (a) acquiring, owning, holding, transferring, pledging, selling, delivering, investing in or otherwise purchasing or disposing of (and entering into agreements in connection with)(i) bonds, notes or other evidences of indebtedness ("Debt Obligations"), debt or equity securities, obligations, trust certificates ("Certificates") and other securities and instruments (collectively, "Securities"), (ii) trade receivables ("Receivables"), (iii) loan agreements, promissory notes or other evidences of indebtedness ("Loans") secured by Receivables or participation interests in pools of receivables ("Participation Interests"), and (iv) Participation Interests, in each case together with any related insurance contracts and agreements with dealers, originators and servicers of such Receivables; (b) acting as settlor or depositor of trusts formed under trust agreements or other agreements (each an "Agreement") to issue series (which may be divided into classes) of Certificates representing undivided interests in Securities, Receivables, Loans, Participation Interests, Subordinated Interests (as defined below), and to enter into any other agreement in connection with the authorization, purchase, issuance, sale and delivery of Certificates;(c) arranging or otherwise providing for credit support or other enhancement for any series of Certificates,such as insurance policies, letters of credit, puts, calls, interest rate swaps, currency swaps, floors, caps, collars and other forms of hedging contracts; (d) using proceeds from the Certificates as provided in the Agreements and loaning, investing or otherwise applying proceeds and any other income as determined by the Company's Board of Directors; (e) holding, pledging, transferring or otherwise dealing with Certificates, Debt Obligations and any Certificates or Debt Obligations representing a subordinated undivided in Receivables, Loans and/or Participation Interests ("Subordinated Interests") or a residual interest in Receivables ("Residual Interests'); (f) authorizing, issuing, selling and delivering subordinated indebtedness; and (g) exercising all powers permitted to corporations under the laws of the State of Delaware that are necessary or convenient to accomplish the foregoing.

         Each series of the Company's Certificates will be secured by, or represent ownership of, a separate and identifiable pool of Debt Obligations purchased in connection with the issuance of such Certificates.

         The Debt Obligations for each series of Certificates will be the Trustee under each Agreement on behalf of the holders of the Certificates of that series, and will not be available for the Certificates of any other series.

         At March 27, 1998, the Company had one registration statement on Form S-3 with the Securities and Exchange Commission for the issuance of approximately $502 million of securities.

Note 2.  Accounting Policies

         The Company may borrow funds from an affiliate, as needed. Interest expense is allocated to the Company based on the rate of the asset financed. All other operating expenses are charged directly to the Parent.

Note 3. Income Taxes

         The results of operations of the Company are included in the consolidated Federal income tax return of ML&Co. ML&Co. allocates the income taxes to its subsidiaries in a manner that approximates the separate company method.

         The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted.

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

             The Company is not a party to any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

     Item 2. Changes in Securities

             Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

     Item 3. Defaults upon Senior Securities

             Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

     Item 4. Submission of Matters to a Vote of Security Holders

             Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

     Item 5. Other Information

             None

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits required by Item 601 of Regulation S-K:

                 There are no exhibits required to be filed with this report.

             (b) Reports for the Trust prepared by the
                 Master Servicer are filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       By:\s\Frank D. Ronan
       Name:  Frank D. Ronan
       Title:  President / EVP
       Dated:  May 15, 1998

       By:\s\Barry N. Finkelstein
       Name:  Barry N. Finkelstein
       Title:  Senior VP / Secretary / Treasurer
       Dated:  May 15, 1998