Form 10-Q
period 1998-06-26
MERRILL LYNCH DEPOSITOR INC
filed 1998-08-11
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 26, 1998
                                                -----------------
Commission File Number                               333-29015

                          MERRILL LYNCH DEPOSITOR, INC.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3891329
-------------------------------                -------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)               Identification No.)

World Financial Center
New York, New York                                10281-1323
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

                          MERRILL LYNCH DEPOSITOR, INC.

                                TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1    Financial Statements

          Balance Sheet as of June 26, 1998                  3

          Statements of Operations and Retained
          Earnings for the three month period
          ended June 26, 1998.                               4

          Statements of Cash Flows for the three
          month period ended June 26, 1998.                  5


          Notes to Financial Statements                     6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations       8


PART II   OTHER INFORMATION
-------   -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                          MERRILL LYNCH DEPOSITOR, INC.
                                  BALANCE SHEET
                               AS OF June 26, 1998


                                        1998
                                       ------
ASSET

Cash                                     0
                                       ------

STOCKHOLDER'S EQUITY

 Common Stock                            0
                                       ------


The accompanying notes are an integral part of these financial statements.




                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIOD ENDED
                                  June 26, 1998


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




                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                                  June 26, 1998



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


                          MERRILL LYNCH DEPOSITOR, INC
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Description of Business


     Merrill Lynch Depositor, Inc.(the "Company"),was incorporated in the state of Delaware on August 13, 1993 under the name Merrill Lynch Asset Backed Securities, Inc. and changed its name to the present one on June 3, 1997. The Company is a wholly-owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly-owned subsidiary of Merrill Lynch & Co. ("ML&Co").

     The Company has been established for the sole purpose of engaging in the following activities: (a) acquiring, owning, holding, transferring, pledging, selling, delivering, investing in or otherwise purchasing or disposing of (and entering into agreements in connection with)(i) bonds, notes or other evidences of indebtedness ("Debt Obligations"), debt or equity securities, obligations, trust certificates ("Certificates") and other securities and instruments (collectively, "Securities"), (ii) trade receivables("Receivables"), (iii) loan agreements, promissory notes or other evidences of indebtedness ("Loans") secured by Receivables or participation interests in pools of receivables ("Participation Interests"), and (iv) Participation Interests, in each case together with any related insurance contracts and agreements with dealers, originators and servicers of such Receivables; (b) acting as settlor or depositor of trusts formed under trust agreements or other agreements (each an "Agreement") to issue series (which may be divided into classes) of Certificates representing undivided interests in Securities, Receivables, Loans, Participation Interests, Subordinated Interests (as defined below), and to enter into any other agreement in connection with the authorization, purchase, issuance, sale and delivery of Certificates;(c) arranging or otherwise providing for credit support or other enhancement for any series of Certificates,such as insurance policies, letters of credit, puts, calls, interest rate swaps, currency swaps, floors, caps, collars and other forms of hedging contracts; (d) using proceeds from the Certificates as provided in the Agreements and loaning, investing or otherwise applying proceeds and any other income as determined by the Company's Board of Directors; (e) holding, pledging, transferring or otherwise dealing with Certificates, Debt Obligations and any Certificates or Debt Obligations representing a subordinated undivided in Receivables, Loans and/or Participation Interests ("Subordinated Interests") or a residual interest in Receivables ("Residual Interests"); (f) authorizing, issuing, selling and delivering subordinated indebtedness; and (g) exercising all powers permitted to corporations under the laws of the State of Delaware that are necessary or convenient to accomplish the foregoing.

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

     At June 26, 1998, the Company had one registration statement on Form S-3 with the Securities and Exchange Commission for the issuance of $500 million of securities.

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

PART II.  OTHER INFORMATION
          -----------------

  Item 1. Legal Proceedings
          -----------------

              The Company is not a party to any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

  Item 2. Changes in Securities
          ---------------------

              Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

  Item 3. Defaults upon Senior Securities
          -------------------------------

              Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

  Item 4. Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              Omitted pursuant to general instruction H(1) (a) and (b) of the Form 10-Q.

  Item 5. Other Information
          -----------------

              None

     Item 6. Exhibits and Reports on Form 8-K
             --------------------------------

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


       By:\s\ Frank D. Ronan
       Name:  Frank D. Ronan
       Title:  President / EVP
       Dated:  August 14, 1998


       By:\s\ Barry N. Finkelstein
       Name:  Barry N. Finkelstein
       Title:  Senior VP / Secretary / Treasurer
       Dated:  August 14, 1998