Form 10-Q
period 1998-09-25
MERRILL LYNCH DEPOSITOR INC
filed 1998-11-16
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    Sept 25, 1998
                                                -----------------
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

                          MERRILL LYNCH DEPOSITOR, INC.

                                TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of Sept 25, 1998                  3

          Statements of Operations and Retained
          Earnings for the three month period
          ended Sept 25, 1998.                               4

          Statements of Cash Flows for the three
          month period ended Sept 25, 1998.                  5


          Notes to Financial Statements                      6-7

  Item 2  Management's Discussion and Analysis of

          Financial Condition and Results of Operations      8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9



                          MERRILL LYNCH DEPOSITOR, INC.
                                  BALANCE SHEET
                               AS OF Sept 25, 1998


                                        1998
                                       ------
ASSET

Cash                                     0
                                       ------

STOCKHOLDER'S EQUITY

Common Stock                             0
                                       ------


The accompanying notes are an integral part of these financial statements.




                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 FOR THE THREE MONTH PERIOD ENDED
                          Sept 25, 1998


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




                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                                  Sept 25, 1998



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


                          MERRILL LYNCH DEPOSITOR, INC
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Description of Business


     Merrill Lynch Depositor, Inc.(the "Company"),was incorporated in the state of Delaware on August 13, 1993 under the name Merrill Lynch Asset Backed Securities, Inc. and changed its name to the present one on June 3, 1997. The Company is a wholly owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly owned subsidiary of Merrill Lynch & Co.,("ML&Co").

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


     At Sept 30, 1998, the Company had one effective registration Statement on Form S-3 with the Securities and Exchange Commission("SEC") For the issuance of $500 million of securities and had filed another Registration statement on Form S-3 with the SEC for the issuance of $500 million of securities.

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

Note 4. Year 2000 Comnpliance

     The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19." The Company's operations do not rely on information technology, but, to the extent that information technology becomes a significant element of the Company's operations, the Company would rely on its parent, ML & Co., with respect to its information technology. Therefore, the Company would rely on the initiatives of its ML & Co. with respect to Year 2000 compliance.

     ML & Co. believes that it has identified and evaluated its internal Year 2000 problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. ML & Co. has allotted nearly 10% of the current year's technology budget to its Year 2000 compliance efforts. By the end of the third quarter of 1998, the total amount spent by ML & Co. on its Year 2000 compliance initiatives is expected to be approximately $400 million. There can be no assurance that the costs of Year 2000 compliance will not exceed those allocated by ML & Co., nor can there be any assurance that these compliance efforts will succeed.

     The Company maintains relationships with certain third-parties, and is undertaking to assess the Year 2000 readiness of these third-parties. To the extent that these third-parties are adversely impacted by the Year 2000 issue, there can be no assurance that the Company will not also be materially adversely affected.

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





       By:\s\ Frank D. Ronan
          ------------------------------
       Name:  Frank D. Ronan
       Title:  President / EVP
       Dated:  November 4, 1998


       By:\s\ Barry N. Finkelstein
          ------------------------------
       Name:  Barry N. Finkelstein
       Title:  Senior VP / Secretary / Treasurer
       Dated:  November 4, 1998