Form 10-K405
period 1998-12-31
MERRILL LYNCH DEPOSITOR INC
filed 1999-04-15
CIK 1040240

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
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 TRV-C1 TRUST)
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

PUBLIC STEERS(R) TRUST CERTIFICATES, SERIES 1998 TRV-C1, LISTED ON THE NEW YORK STOCK EXCHANGE

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The Trust Certificates issued by Public STEERS(R) Series 1998 TRV-C1 Trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

                  The Trust Certificates are listed on the New York Stock Exchange.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

                  None.

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF
                  FORM 8K.

                  Trustee's report in respect of the June 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 9, 1998.

                  Trustee's report in respect of the December 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 28, 1998.


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


                                             MERRILL LYNCH DEPOSITOR, INC.
                                             as Depositor for the Trust

         Date:    04/13/99                   By:      /s/ Barry Finkelstein
                                                      Name:    Barry Finkelstein
                                                      Title:   President

                                  EXHIBIT INDEX

                  Trustee's report in respect of the June 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 9, 1998.

                  Trustee's report in respect of the December 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 28, 1998.