Form 10-K405
period 1998-12-31
MERRILL LYNCH DEPOSITOR INC
filed 1999-04-15
CIK 1040240

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
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 IBM Z-2 TRUST)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes /X/             No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The Trust Certificates issued by Public STEERS(R) Series 1998 IBM Z-2 Trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

           None.

PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

           Trustee's report in respect of the June 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 9, 1998.

           Trustee's report in respect of the December 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 28, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.
                                            as Depositor for the Trust

         Date:    04/13/99                  By:    /s/ Barry Finkelstein
                                                   ----------------------------
                                            Name:  Barry Finkelstein
                                            Title: President

                                  EXHIBIT INDEX

           Trustee's report in respect of the June 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 9, 1998.

           Trustee's report in respect of the December 1, 1998 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 28, 1998.