Form 10-Q
period 1999-03-26
MERRILL LYNCH DEPOSITOR INC
filed 1999-05-10
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                    March 26, 1999
                                                -----------------
Commission File Number                               333-29015

                      MERRILL LYNCH DEPOSITOR, INC.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                                 13-3891329
-------------------------------                -------------------
(State  or other jurisdiction                    (IRS  Employer
of incorporation or organization               Identification No.)

World Financial Center
New York, New York                                10281-1323
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

                          MERRILL LYNCH DEPOSITOR, INC.

                                TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of Mar 26, 1999
          and December 25, 1998                               3

          Statements of Operations and Retained
          Earnings for the three month period
          ended Mar 26,1999 and Mar 25,1998.                  4

          Statements of Cash Flows for the three
          month period ended Mar 26,1999 and
          Mar 25,1998.                                        5

          Notes to Financial Statements                     6-7

  Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       8


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9

                          MERRILL LYNCH DEPOSITOR, INC.
                                  BALANCE SHEET
                    AS OF Mar 26, 1999 and December 25, 1998



                                        1999          1998
                                       ------        ------
ASSET

Cash                                     0             0
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock                            0             0
                                       ------        ------


The accompanying notes are an integral part of these financial statements.


                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIOD ENDED
                         Mar 26, 1999 and Mar 25, 1998



                                        1999        1998
                                       ------      ------

Revenues - Interest Income              $ -           -

Expenses - Interest Expense               -           -

Earnings Before Taxes                     -           -

Provision For Income Taxes                -           -

Net Earnings                              -           -

Retained earnings, beginning of year      -           -

Retained earnings, end of year          $ -           -






The accompanying notes are an integral part of these financial statements.


                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                         Mar 26, 1999 and Mar 25, 1998




                                             1999      1998
                                            ------    ------

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -        -

CASH FLOWS FROM FINANCING ACTIVITIES           -        -
CASH FLOWS FROM INVESTING ACTIVITIES           -        -
                                            ------    ------
CHANGE IN CASH                                 -        -

CASH, BEGINNING OF YEAR                        -        -
                                            ------    ------

CASH, END OF YEAR                           $  -        -
                                            ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -        -
                                            ------    ------


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

Note 4. Year 2000

     The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19". The Company's operations do not relay on information technology, but, to the extent that information technology becomes a significant element of Company's operations, the Company would relay on its parent, ML&Co., with respect to its information technology. Therefore, the Company would relay on the initiatives of its ML&Co. with respect to Year 2000 compliance.

     ML&Co. believes that it has identified and evaluated its Internal Year 2000 problem and that it is devoting sufficient Resources to renovating technology systems that are not already Year 2000 compliant. ML&Co. has allotted nearly 10% of the current year's technology budget to its Year 2000 compliance efforts. By the end of the third quarter of 1998, the total amount spent by ML&Co. on its Year 2000 compliance initiative is expected to be approximately $400 million. There can be no assurances that the cost if Year 2000 compliance will not exceed those allocated by ML&Co., nor can there be any assurances that these compliance efforts will succeed.

     The Company maintains relationships certain third-parties, and is undertaking to assess the Year 2000 readiness of these third-parties. To the extent that these third-parties are adversely impacted by the Year 2000 issues, there can be no assurance that the Company will not also be materially adversely affected.

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





       By:\s\ Frank D. Ronan
          ------------------------------
       Name:  Frank D. Ronan
       Title:  President / EVP
       Dated:  May 10, 1999


       By:\s\ Barry N. Finkelstein
          ------------------------------
       Name:  Barry N. Finkelstein
       Title:  Senior VP / Secretary / Treasurer
       Dated:  May 10, 1999