Form 10-Q/A
period 1999-03-26
MERRILL LYNCH DEPOSITOR INC
filed 1999-05-10
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                   FORM 10-Q


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





       By:\s\ Barry N. Finkelstein
          ------------------------------
       Name:  Barry N. Finkelstein
       Title:  President / EVP / Treasurer
       Dated:  May 10, 1999


       By:\s\ Bradley N. Liebmann
          ------------------------------
       Name:  Bradley N. Liebmann
       Title:  Senior VP / Secretary
       Dated:  May 10, 1999