Form 10-Q
period 1999-06-30
MERRILL LYNCH DEPOSITOR INC
filed 1999-08-06
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   June 25, 1999
                                                               -----------------
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

                          MERRILL LYNCH DEPOSITOR, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of June 25, 1999
          and December 25, 1998                                            3

          Statements of Operations and Retained
          Earnings for the three month period
          ended June 25, 1999 and June 26, 1998.                           4

          Statements of Cash Flows for the three
          month period ended June 25, 1999 and
          June 26, 1998.                                                   5

          Notes to Financial Statements                                  6-7


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                                8

  Item 2  Changes in Securities                                            8

  Item 3  Defaults upon Senior Securities                                  8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                                 8

  Item 5  Other Information                                                8

  Item 6  Exhibits and Reports on Form 8-K                                 8

Signatures                                                                 9

                          MERRILL LYNCH DEPOSITOR, INC.
                                  BALANCE SHEET
                    AS OF June 25, 1999 and December 25,1998


                                        1999          1998
                                       ------        ------

ASSET

Cash                                     0             0
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock                            0             0
                                       ------        ------


The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIOD ENDED
                        June 25, 1999 and June 26, 1998


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

                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                         June 25, 1999 and June 26, 1998



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

                          MERRILL LYNCH DEPOSITOR, INC
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Description of Business


      Merrill Lynch Depositor, Inc.(the "Company") was incorporated in the state of Delaware on August 13, 1993 under the name Merrill Lynch Asset Backed Securities, Inc. and changed its name to the present one on June 3, 1997. The Company is a wholly owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly owned subsidiary of Merrill Lynch & Co.("ML&Co").

      The Company has been established for the sole purpose of engaging in the following activities: (a) acquiring, owning, holding, transferring, pledging, selling, delivering, investing in or otherwise purchasing or disposing of (and entering into agreements in connection with)(i) bonds, notes or other evidences of indebtedness ("Debt Obligations"), debt or equity securities, obligations, trust certificates ("Certificates") and other securities and instruments (collectively, "Securities"), (ii) trade receivables("Receivables"), (iii) loan agreements, promissory notes or other evidences of indebtedness ("Loans") secured by Receivables or participation interests in pools of receivables ("Participation Interests"), and (iv) Participation Interests, in each case together with any related insurance contracts and agreements with dealers, originators and servicers of such Receivables; (b) acting as settlor or depositor of trusts formed under trust agreements or other agreements (each an "Agreement") to issue series (which may be divided into classes) of Certificates representing undivided interests in Securities, Receivables, Loans, Participation Interests, Subordinated Interests (as defined below), and to enter into any other agreement in connection with the authorization, purchase, issuance, sale and delivery of Certificates;(c) arranging or otherwise providing for credit support or other enhancement for any series of Certificates, such as insurance policies, letters of credit, puts, calls, interest rate swaps, currency swaps, floors, caps, collars and other forms of hedging contracts; (d) using proceeds from the Certificates as provided in the Agreements and loaning, investing or otherwise applying proceeds and any other income as determined by the Company's Board of Directors; (e) holding, pledging, transferring or otherwise dealing with Certificates, Debt Obligations and any Certificates or Debt Obligations representing a subordinated undivided in Receivables, Loans and/or Participation Interests ("Subordinated Interests") or a residual interest in Receivables ("Residual Interests"); (f) authorizing, issuing, selling and delivering subordinated indebtedness; and (g) exercising all powers permitted to corporations under the laws of the State of Delaware that are necessary or convenient to accomplish the foregoing.

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

      At June 25, 1999, the Company had one effective Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance of $500 million of securities and had filed another Registration Statement on Form S-3 with the SEC for the issuance of $500 million of securities.

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

Note 4.   Year 2000

      The Company does not believe that it has a material problem resulting from the inability of computer programs to properly recognize a year that begins with "20" instead of "19." The Company's operations do not rely on information technology, but, to the extent that information technology becomes a significant element of Company's operations, the Company would rely on its parent, ML&Co., with respect to its information technology. Therefore, the Company would rely on the initiatives of its ML&Co. with respect to Year 2000 compliance.

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





       By:\s\ Barry N. Finkelstein
          ------------------------
       Name:   Barry N. Finkelstein
       Title:  President / EVP / Treasurer
       Dated:  August 6, 1999

       By:\s\ Michael McEvilly
          --------------------
       Name:   Michael McEvilly
       Title:  Senior VP / Secretary
       Dated:  August 6, 1999