Form 10-Q
period 1999-09-24
MERRILL LYNCH DEPOSITOR INC
filed 1999-11-08
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 24, 1999
                                                 ------------------
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

                   MERRILL LYNCH DEPOSITOR, INC.

                        TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of September 24, 1999
          and December 25, 1998                                            3

          Statements of Operations and Retained
          Earnings for the three month period
          ended September 24, 1999 and September 25, 1998                  4

          Statements of Cash Flows for the three
          month period ended September 24, 1999 and
          September 25, 1998.                                              5

          Notes to Financial Statements                                  6-7


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                               9

  Item 2  Changes in Securities                                           9

  Item 3  Defaults upon Senior Securities                                 9

  Item 4  Submission of Matters to a Vote of
          Security Holders                                                9

  Item 5  Other Information                                               9

  Item 6  Exhibits and Reports on Form 8-K                                9

Signatures                                                               10

                          MERRILL LYNCH DEPOSITOR, INC.
                               BALANCE SHEET AS OF
                     September 24, 1999 and December 25,1998


                                        1999          1998
                                       ------        ------
ASSET

Cash                                     0             0
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock                            0             0
                                       ------        ------


The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIOD ENDED
                   September 24, 1999 and September 25, 1998


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

                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                   September 24, 1999 and September 25, 1998



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

     At September 24, 1999, the Company had one effective Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance of $500 million of securities and had filed another Registration Statement on Form S-3 with the SEC for the issuance of $500 million of securities.

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

     As the Year 2000 approaches, ML&Co. has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in ML&Co.'s 1998 Annual Report included as an exhibit to its Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report"). The failure of ML&Co.'s technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase ML&Co.'s exposure to risk and legal liability and its need for liquidity.

     The renovation phase of ML&Co.'s Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was also 100% completed as of that date. In March and April 1999, ML&Co. successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. ML&Co. has participated in and continues to participate in numerous industry tests throughout the world.

     ML&Co.'s business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on ML&Co.'s business, results of operations, and financial condition.

     In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which ML&Co. does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. ML&Co. will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. ML&Co.'s year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

     As of September 24, 1999, the total estimated expenditure of existing and incremental resources for the Year 2000 compliance initiative was approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as ML&Co. is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, risk management and the wind down of the efforts, has not yet been spent. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by ML&Co., or that the possible failure of such efforts will not have a material adverse effect on ML&Co.'s business, results of operations, or financial condition.

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





       By:/s/ Barry N. Finkelstein
          ------------------------
       Name:   Barry N. Finkelstein
       Title:  President / EVP / Treasurer
       Dated:  November 8, 1999

       By:/s/ Michael McEvilly
          ------------------------
       Name:   Michael McEvilly
       Title:  Senior VP / Secretary
       Dated:  November 8, 1999