Form 10-K405
period 1999-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2000-02-25
CIK 1040240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------

         For the fiscal year ended:               Commission file number:
               DECEMBER 31, 1999                         333-29015

                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 IBM Z-2 TRUST)
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          13-3891329
   (State or other                                   (I. R. S. Employer
   jurisdiction  of                                  Identification No.)
    incorporation)

WORLD FINANCIAL CENTER,                                     10281
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

                  None.

ITEM 2.  PROPERTIES.

                  None.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

                  None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

                  REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

                  Trustee's report in respect of the June 1, 1999 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A

                  Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on July 15, 1999

                  Trustee's report in respect of the December 1, 1999 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 6, 1999





                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 MERRILL LYNCH DEPOSITOR, INC.

Date:  02/22/00                  By:  /s/ Barry Finkelstein
                                      Name:    Barry Finkelstein
                                      Title:   President