Form 10-K405
period 1999-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2000-02-25
CIK 1040240

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

                  None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

                  Trustee's report in respect of the June 1, 1999 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A

                  Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on July 15, 1999

                  Trustee's report in respect of the December 1, 1999 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 6, 1999





                                   SIGNATURES

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