Form 10-Q
period 2000-03-31
MERRILL LYNCH DEPOSITOR INC
filed 2000-05-15
CIK 1040240

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2000
                                                -----------------
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

                          MERRILL LYNCH DEPOSITOR, INC.

                                TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of March 31, 2000
          and December 31, 1999                                3

          Statements of Operations and Retained
          Earnings for the three month period
          ended March 31, 2000 and March 26, 1999              4

          Statements of Cash Flows for the three
          month period ended March 31, 2000 and
          March 26, 1999.                                      5

          Notes to Financial Statements                      6-7


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9

                       MERRILL LYNCH DEPOSITOR, INC.
                            BALANCE SHEET AS OF
                    March 31, 2000 and December 31,1999


                                        2000          1999
                                       ------        ------
ASSET

Cash                                     0             0
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock                            0             0
                                       ------        ------


The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIOD ENDED
                       March 31, 2000 and March 26, 1999


                                        2000        1999
                                       ------      ------

Revenues - Interest Income              $ -           -

Expenses - Interest Expense               -           -

Earnings Before Taxes                     -           -

Provision For Income Taxes                -           -

Net Earnings                              -           -

Retained earnings, beginning of year      -           -

Retained earnings, end of year          $ -           -






The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIOD ENDED
                       March 31, 2000 and March 26, 1999



                                             2000      1999
                                            ------    ------

CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                                $  -        -

CASH FLOWS FROM FINANCING ACTIVITIES           -        -

CASH FLOWS FROM INVESTING ACTIVITIES           -        -
                                            ------    ------
CHANGE IN CASH                                 -        -

CASH, BEGINNING OF YEAR                        -        -
                                            ------    ------

CASH, END OF YEAR                           $  -        -
                                            ------    ------

SUPPLEMENTAL INFORMATION:
Cash payments for interest and taxes        $  -        -
                                            ------    ------


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

     At March 31, 2000, the Company had one effective Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance of $500 million of securities and had filed another Registration Statement on Form S-3 with the SEC for the issuance of $500 million of securities.

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




       By:/s/ Barry N. Finkelstein
          ------------------------
       Name:   Barry N. Finkelstein
       Title:  President / EVP / Treasurer
       Dated:  May 15, 2000

       By:/s/ Michael McEvilly
          ------------------------
       Name:   Michael McEvilly
       Title:  Senior VP / Secretary
       Dated:  May 15, 2000