Form 10-Q
period 2000-06-30
MERRILL LYNCH DEPOSITOR INC
filed 2000-08-14
CIK 1040240

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    June 30, 2000
                                                -----------------
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

                   MERRILL LYNCH DEPOSITOR, INC.

                        TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of June 30, 2000
          and December 31, 1999                                3

          Statements of Operations and Retained
          Earnings for the three month period
          ended June 30, 2000 and June 25, 1999                4

          Statements of Cash Flows for the three
          month period ended June 30, 2000 and
          June 25, 1999.                                       5

          Notes to Financial Statements                      6-7


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9


                     MERRILL LYNCH DEPOSITOR, INC.
                          BALANCE SHEET AS OF
                  June 30, 2000 and December 31,1999


                                        2000          1999
                                       ------        ------
ASSET

Cash                                     0             0
                                       ------        ------

STOCKHOLDER'S EQUITY

 Common Stock                            0             0
                                       ------        ------


The accompanying notes are an integral part of these financial statements.



                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIODS ENDED
                        June 30, 2000 and June 25, 1999


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



                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                         June 30, 2000 and June 25, 1999



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

    The Company has been established for the sole purpose of engaging in the following activities: (a) acquiring, owning, holding, transferring, pledging, selling, delivering, investing in or otherwise purchasing or disposing of (and entering into agreements in connection with)(i) bonds, notes or other evidences of indebtedness ("Debt Obligations"), debt or equity securities, obligations, trust certificates ("Certificates") and other securities and instruments (collectively, "Securities"), (ii) trade receivables("Receivables"), (iii) loan agreements, promissory notes or other evidences of indebtedness ("Loans") secured by Receivables or participation interests in pools of receivables ("Participation Interests"), and (iv) Participation Interests, in each case together with any related insurance contracts and agreements with dealers, originators and servicers of such Receivables; (b) acting as settlor or depositor of trusts formed under trust agreements or other agreements (each an "Agreement") to issue series (which may be divided into classes) of Certificates representing undivided interests in Securities, Receivables, Loans, Participation Interests, Subordinated Interests (as defined below), and to enter into any other agreement in connection with the authorization, purchase, issuance, sale and delivery of Certificates; (c) arranging or otherwise providing for credit support or other enhancement for any series of Certificates, such as insurance policies, letters of credit, puts, calls, interest rate swaps, currency swaps, floors, caps, collars and other forms of hedging contracts; (d) using proceeds from the Certificates as provided in the Agreements and loaning, investing or otherwise applying proceeds and any other income as determined by the Company's Board of Directors; (e) holding, pledging, transferring or otherwise dealing with Certificates, Debt Obligations and any Certificates or Debt Obligations representing a subordinated undivided interest in Receivables, Loans and/or Participation Interests ("Subordinated Interests") or a residual interest in Receivables ("Residual Interests"); (f) authorizing, issuing, selling and delivering subordinated indebtedness; and (g) exercising all powers permitted to corporations under the laws of the State of Delaware that are necessary or convenient to accomplish the foregoing.

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

     At June 30, 2000, the Company had two effective Registration Statements on Form S-3 with the Securities and Exchange Commission ("SEC"), each for the issuance of $500 million of securities.

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





       By:\s\ Barry N. Finkelstein
          ------------------------
       Name:   Barry N. Finkelstein
       Title:  President / EVP / Treasurer
       Dated:  August 11, 2000

       By:\s\ Michael McEvilly
          --------------------
       Name:   Michael McEvilly
       Title:  Senior VP / Secretary
       Dated:  August 11, 2000