Form 10-Q
period 2000-09-29
MERRILL LYNCH DEPOSITOR INC
filed 2000-11-09
CIK 1040240

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 29, 2000
                                                -----------------
Commission File Number                               333-29015

                      MERRILL LYNCH DEPOSITOR, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                 13-3891329
-------------------------------                -------------------
(State  or other jurisdiction                    (IRS  Employer
of incorporation or organization)              Identification No.)

World Financial Center
New York, New York                                10281-1323
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

                          MERRILL LYNCH DEPOSITOR, INC.

                                TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I  FINANCIAL INFORMATION
------  ---------------------

  Item 1  Financial Statements

          Balance Sheet as of September 29, 2000
          and December 31, 1999                                3

          Statements of Operations and Retained
          Earnings for the three month period
          ended September 29, 2000 and September 24, 1999      4

          Statements of Cash Flows for the three
          month period ended September 29, 2000 and
          September 24, 1999                                   5

          Notes to Financial Statements                      6-7


PART II OTHER INFORMATION
------- -----------------

  Item 1  Legal Proceedings                                   8

  Item 2  Changes in Securities                               8

  Item 3  Defaults upon Senior Securities                     8

  Item 4  Submission of Matters to a Vote of
          Security Holders                                    8

  Item 5  Other Information                                   8

  Item 6  Exhibits and Reports on Form 8-K                    8

Signatures                                                    9

                     MERRILL LYNCH DEPOSITOR, INC.
                           BALANCE SHEET AS OF
                September 29,2000 and December 31,1999


                                        2000          1999
                                       ------        ------

ASSET

Cash                                     0             0
                                       ------        ------

STOCKHOLDER'S EQUITY

Common Stock                             0             0
                                       ------        ------


The accompanying notes are an integral part of these financial statements.

                          MERRILL LYNCH DEPOSITOR, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        FOR THE THREE MONTH PERIODS ENDED
                    September 29, 2000 and September 24, 1999


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

                          MERRILL LYNCH DEPOSITOR, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTH PERIODS ENDED
                    September 29, 2000 and September 24, 1999



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

                          MERRILL LYNCH DEPOSITOR, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Description of Business


     Merrill Lynch Depositor, Inc.(the "Company"), was incorporated in the state of Delaware on August 13, 1993 under the name Merrill Lynch Asset Backed Securities, Inc. and changed its name to the present one on June 3, 1997. The Company is a wholly owned, limited purpose subsidiary of Merrill Lynch Mortgage Capital Inc., which is an indirect, wholly owned subsidiary of Merrill Lynch & Co.("ML&Co").

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

     At September 29, 2000, the Company had two effective Registration Statements on Form S-3 filed with the Securities and Exchange Commission, each for the issuance of $500 million of securities.

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





       By:\s\ Barry N. Finkelstein
          ------------------------
       Name:   Barry N. Finkelstein
       Title:  President / EVP / Treasurer
       Dated:  November 9, 2000

       By:\s\ Michael McEvilly
           -------------------
       Name:   Michael McEvilly
       Title:  Senior VP / Secretary
       Dated:  November 9, 2000