Form 10-K405
period 2000-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2001-02-08
CIK 1040240

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         Trustee's report in respect of the June 1, 2000 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 15, 2000.

         Trustee's report in respect of the December 1, 2000 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 13, 2000.





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