Form 10-K405
period 2000-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2001-02-08
CIK 1040240

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.[x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the June 15, 2000 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 15, 2000

         Trustee's report in respect of the December 15, 2000 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 28, 2000





                                   SIGNATURES

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