Form 10-K405
period 2001-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2002-01-17
CIK 1040240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------

         For the fiscal year ended:               Commission file number:
             DECEMBER 31, 2001                           333-29015

                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 MCIC-P1 TRUST)
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             13-3891329
               (State or other                      (I. R. S. Employer
               jurisdiction  of                     Identification No.)
                incorporation)

            WORLD FINANCIAL CENTER,                        10281
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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the June 15, 2001 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 21, 2001

         Trustee's report in respect of the December 15, 2001 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 31, 2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    01/14/02                  By: /s/ Barry Finkelstein
                                                Name:    Barry Finkelstein
                                                Title:   President