Form 10-K405
period 2001-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2002-01-17
CIK 1040240

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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the June 1, 2001 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 21, 2001

         Trustee's report in respect of the December 1, 2001 distribution to holders of the Public STEERS(R) Series 1998 IBM Z-2 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 11, 2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

            Date:    01/14/2002             By:      /s/ Barry Finkelstein
                                            Name:    Barry Finkelstein
                                            Title:   President