Form 10-K
period 2003-12-31
MERRILL LYNCH DEPOSITOR INC
filed 2004-01-26
CIK 1040240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            -------------------------

   For the fiscal year ended:                           Commission file number:
        DECEMBER 31, 2003                                       333-29015

                          MERRILL LYNCH DEPOSITOR, INC.
            (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 TRV-C1 TRUST)
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       13-3891329
              (State or other                                (I. R. S. Employer
              jurisdiction  of                               Identification No.)
               incorporation)

           WORLD FINANCIAL CENTER,                                  10080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).      Yes[ ]              No[X]

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

ITEM 14.          CONTROL AND PROCEDURES.

                  Not Applicable.

PART IV.

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM
                  8K.

                  Trustee's report in respect of the June 1, 2003 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 12, 2003.

                  Trustee's report in respect of the December 1, 2003 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates incorporated herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 12, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MERRILL LYNCH DEPOSITOR, INC.

                  Date: 1/23/04                  By: /s/ Barry Finkelstein
                                                 Name: Barry Finkelstein
                                                 Title: President

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

Date: 1/23/04

/s/ Barry N. Finkelstein
Barry N. Finkelstein
Chief Executive Officer