Form 10-K/A
MERRILL LYNCH DEPOSITOR INC
filed 2004-02-27
CIK 1040240

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

Not Applicable.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.


                                EXPLANATORY NOTE

Merrill Lynch Depositor, Inc. (on behalf of Public STEERS(R) Series 1998 TRV-C1 Trust) hereby amends its Annual Report for the fiscal year ended December 31, 2002 in its entirety as set forth below.

         PART I

         Item 1.           Business

                                    For information with respect to the
                           underlying securities held by Public STEERS(R) Series 1998 TRV-C1 Trust, please refer to Citigroup Inc.'s (Commission file number 001-09924) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities guarantor and the underlying securities issuer has filed electronically with the SEC.

                                    Although we have no reason to believe the
                           information concerning the underlying securities, the junior subordinated debt securities, the guarantee, the underlying securities issuer or the underlying securities guarantor contained in the prospectus related to the underlying securities or in the underlying securities guarantor's Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents, or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities guarantor and underlying securities issuer (including, without limitation, no investigation as to their respective financial condition or creditworthiness) or of the underlying securities, junior subordinated debt securities and guarantee has been made. You should obtain and evaluate the same information concerning the underlying securities issuer and the underlying securities guarantor as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer or the underlying securities guarantor. There can be no assurance that events affecting the underlying securities, junior subordinated debt securities and guarantee or the underlying securities issuer and underlying securities guarantor have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

                           Not Applicable.

         Item 8.           Financial Statements And Supplementary Data.

                           Not Applicable.

         Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

                           None.

         Item 9A.          Controls and Procedures

                                    The Registrant's current report on Form 8-K
                           filed with the Securities and Exchange Commission on July 19, 2002 was filed late. The

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

                           Not Applicable.

         PART IV

         Item 15. Exhibits, Financial Statement Schedules And Reports on Form 8-K

                                    Attached hereto as Exhibit No. 99.1 is a
                           copy of the Trustee's Annual Compliance Certificate dated March 28, 2003.

                                    Trustee's report in respect of the June 3,
                           2002 distribution to holders of the Public STEERS(R) Trust Class A Certificates, Series 1998 TRV-C1 incorporated herein by reference as exhibit no. 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

                                    Trustee's report in respect of the December
                           2, 2002 distribution to holders of the Public STEERS(R) Trust Class A Certificates, Series 1998 TRV-C1 incorporated herein by reference as exhibit no. 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2002.

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

                                                  MERRILL LYNCH DEPOSITOR, INC.

                  Date: February 23, 2004         By: /s/ Michael Frank Connor
                                                     ---------------------------
                                                     Name:  Michael Frank Connor
                                                     Title: President

I, Michael Frank Connor, certify that:

            1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Merrill Lynch Depositor, Inc., on behalf of Public STEERS(R) Series 1998 TRV-C1 Trust;

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


                  Date: February 23, 2004         /s/ Michael Frank Connor
                                                  ------------------------------
                                                  Michael Frank Connor
                                                  Chief Executive Officer