Form 10-K/A
MERRILL LYNCH DEPOSITOR INC
filed 2004-03-31
CIK 1040240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                         ------------------------------

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

                         ------------------------------

       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

Public STEERS(R) Trust Certificates Series 1998 TRV-C1, listed on The New York Stock Exchange.

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

     PART I

     Item 1.    Business

                For information with respect to the underlying securities held by Public STEERS(R) Series 1998 TRV-C1 Trust, please refer to Citigroup Inc.'s (Commission file number 001-09924) periodic reports (formerly Travelers Group Inc.), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

                Although we have no reason to believe the information concerning the underlying securities or guarantee or the underlying securities issuer or the underlying securities guarantor contained in the underlying securities guarantor's Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer or the underlying securities guarantor (including, without limitation, no investigation as to its financial condition or creditworthiness) or of the underlying securities or guarantee has been made. You should obtain and evaluate the same information concerning the underlying securities issuer and the underlying securities guarantor as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer or the underlying securities guarantor. There can be no assurance that events affecting the underlying securities, guarantee, the underlying securities issuer or the underlying securities guarantor have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

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

                Not Applicable.

     Item 8.    Financial Statements and Supplementary Data

                Not Applicable.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                None.

     Item 9A.   Controls and Procedures

                The Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on January 26, 2004 for the fiscal year ended December 31, 2003, and as amended hereby, did not include as an exhibit (i) a trustee report on compliance with with the Standard Terms for Trust Agreements dated February 20, 1998, as amended, between the Registrant and the Trustee,
                (ii) an independent accountants' report attesting to management's assertion that the Registrant complied with its PPLUS Minimum Servicing Standards and (iii) a certification by the chief executive officer of the Registrant certifying to such compliance with servicing standards. The Registrant has revised its procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

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

                (b)     Reports on Form 8-K

                        Trustee's report in respect of the June 2, 2003 distribution to holders of the Public STEERS(R) Trust Certificates Series 1998 TRV-C1 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2003.

                        Trustee's report in respect of the December 1, 2003 distribution to holders of the Public STEERS(R) Trust Certificates Series 1998 TRV-C1 incorporated herein by reference as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2003.

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